Form 10-Q
period 1996-06-30
MOBILEMEDIA COMMUNICATIONS INC
filed 1996-08-14
CIK 912192

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark  One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       Or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to
          ___________


                         Commission file number 33-68840

                        MOBILEMEDIA COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             22-3379712
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

         65 Challenger Road
         Ridgefield Park, NJ                                       07660
(Address of principal executive offices)                         (Zip Code)


                                 (201) 440-8400
              (Registrant's telephone number, including area code)

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     All of the common stock of the registrant is held by MobileMedia Corporation, a Delaware corporation. The number of shares of the registrant's common stock outstanding as of July 31, 1996 was one.



                    Page 1 of 18 sequentially numbered pages.

                        MOBILEMEDIA COMMUNICATIONS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996


                                TABLE OF CONTENTS
                                -----------------


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

      Consolidated Balance Sheets
         as of June 30, 1996 and December 31, 1995 ......................................................     3

      Consolidated Statements of Operations
         for the Three Months Ended June 30, 1996 and June 30, 1995 and
         for the Six Months Ended June 30, 1996 and June 30, 1995 .......................................     4

      Consolidated Statement of Changes in Stockholder's Equity
         for the Six Months Ended June 30, 1996 and June 30, 1995 .......................................     5

      Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996 and June 30, 1995 .......................................     6

      Notes to Consolidated Financial Statements ........................................................     7

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations ...........................................    11


PART II - OTHER INFORMATION

   Item 3.   Legal Proceedings ..........................................................................    17

   Item 4.   Submission of Matters to a Vote of Security Holders ........................................    17

   Item 5.   Other Information ..........................................................................    17

   Item 6.   Exhibits and Reports on Form 8-K ...........................................................    17

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)

                                                                                                     June 30,           December 31,
                                                                                                       1996                 1995
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
Assets
Current assets
      Cash and cash equivalents ..........................................................         $     2,098          $     5,835
      Accounts receivable (less allowance for uncollectible accounts of
         $12,571 and $5,214 at June 30, 1996 and December 31,
         1995, respectively) .............................................................              82,103               32,694
      Inventories ........................................................................              39,790                9,623
      Prepaid expenses ...................................................................               2,711                1,665
      Other ..............................................................................               1,269                  345
                                                                                                   -----------          -----------
Total current assets .....................................................................             127,971               50,162
Cash designated for the MobileComm Acquisition ...........................................                --                402,341
Investment in net assets of equity affiliate .............................................               2,137                2,017
Property and equipment, net ..............................................................             365,211              194,543
Intangible assets, net ...................................................................           1,236,151              398,057
Other assets .............................................................................              31,787               81,426
                                                                                                   -----------          -----------
Total assets .............................................................................         $ 1,763,257          $ 1,128,546
                                                                                                   ===========          ===========

Liabilities and stockholder's equity
Current liabilities
      Accounts payable ...................................................................         $    87,239          $    41,797
      Accrued expenses ...................................................................              59,608               17,315
      Advance billings and customer deposits .............................................              37,269               12,986
                                                                                                   -----------          -----------
Total current liabilities ................................................................             184,116               72,098
Deferred tax liability ...................................................................              83,558                 --
Long-term debt ...........................................................................           1,013,613              476,156
Other ....................................................................................               3,785                1,539
Commitments and contingencies
Stockholder's equity
      Common stock (1 share, no par value, issued and outstanding at June 30, 1996 and December 31, 1995)
      Additional paid-in-capital .........................................................             672,629              659,829
      Accumulated deficit ................................................................            (194,444)             (81,076)
                                                                                                   -----------          -----------
Total stockholder's equity ...............................................................             478,185              578,753
                                                                                                   -----------          -----------
Total liabilities and stockholder's equity ...............................................         $ 1,763,257          $ 1,128,546
                                                                                                   ===========          ===========




                             See accompanying notes.

                                 MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              (dollar amounts in thousands, except per share amounts)

                                                    (UNAUDITED)

                                                                  Three months ended June 30,           Six months ended June 30,
                                                                 ----------------------------          -----------------------------
                                                                    1996               1995               1996               1995
                                                                 ---------          ---------          ---------          ---------
Revenues
    Services, rents and maintenance ....................         $ 143,234          $  48,108          $ 288,338          $  94,308
    Equipment sales and activation fees ................            17,816              7,757             35,359             15,141
                                                                 ---------          ---------          ---------          ---------
Total revenues .........................................           161,050             55,865            323,697            109,449
Cost of products sold ..................................           (16,710)            (6,252)           (33,797)           (12,156)
                                                                 ---------          ---------          ---------          ---------
                                                                   144,340             49,613            289,900             97,293
Operating expenses
    Services, rents and maintenance ....................            34,436             13,159             66,741             25,425
    Selling ............................................            23,278             10,036             49,556             19,435
    General and administrative .........................            43,727             12,978             87,026             26,677
    Depreciation .......................................            30,839             12,746             56,559             24,419
    Amortization .......................................            53,958              4,317            106,534              8,652
                                                                 ---------          ---------          ---------          ---------
Total operating expenses ...............................           186,238             53,236            366,416            104,608
                                                                 ---------          ---------          ---------          ---------
Operating (loss) .......................................           (41,898)            (3,623)           (76,516)            (7,315)
Other income (expense)
    Income from equity affiliate .......................                 5                 43                120                 43
    Interest expense, net ..............................           (22,005)            (7,827)           (43,178)           (12,646)
    Other ..............................................               143               --                  143               --
                                                                 ---------          ---------          ---------          ---------
Total other income (expense)  ..........................           (21,857)            (7,784)           (42,915)           (12,603)
                                                                 ---------          ---------          ---------          ---------

Loss from operations
    before income tax benefit ..........................           (63,755)           (11,407)          (119,431)           (19,918)
Income tax benefit .....................................              --                 --                6,063               --
                                                                 ---------          ---------          ---------          ---------
Net loss ...............................................         $ (63,755)         $ (11,407)         $(113,368)         $ (19,918)
                                                                 =========          =========          =========          =========


                             See accompanying notes.

                                 MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                           (dollar amounts in thousands)



                                                                                         Additional
                                                                         Common            Paid in       Accumulated
                                                                          Stock            Capital         Deficit          Total
                                                                        ---------        ---------        ---------       ---------
Balance at September 14, 1993 (date of inception) ...............       $       0        $       0        $       0       $       0
Initial capital contribution ....................................                          141,497                          141,497
Net loss ........................................................                                            (2,930)         (2,930)
                                                                        ---------        ---------        ---------       ---------
Balance at December 31, 1993 ....................................               0          141,497           (2,930)        138,567
Net loss ........................................................                                           (37,067)        (37,067)
                                                                        ---------        ---------        ---------       ---------
Balance at December 31, 1994 ....................................               0          141,497          (39,997)        101,500
Capital contribution by MobileMedia Corporation .................                          518,332                          518,332
Net loss ........................................................                                           (41,079)        (41,079)
                                                                        ---------        ---------        ---------       ---------
Balance at December 31, 1995 ....................................               0          659,829          (81,076)        578,753
Capital contribution by MobileMedia Corporation .................                           12,800                           12,800
Net loss (unaudited) ............................................                                          (113,368)       (113,368)
                                                                        ---------        ---------        ---------       ---------
Balance at June 30, 1996 (unaudited) ............................       $       0        $ 672,629        $(194,444)      $ 478,185
                                                                        =========        =========        =========       =========


                             See accompanying notes.

                                 MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (dollar amounts in thousands)

                                                    (UNAUDITED)

                                                                                                      Six Months ended June 30,
                                                                                                 -----------------------------------
                                                                                                    1996                     1995
                                                                                                 ---------                ---------
Operating activities
    Net loss .....................................................................               $(113,368)               $ (19,918)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
    Depreciation and amortization ................................................                 163,093                   33,071
    Accretion of note payable discount ...........................................                   9,207                    7,385
    Provision for uncollectible accounts .........................................                  12,065                    1,801
    Deferred income tax benefit ..................................................                  (6,063)                    --
    Write-off of unamortized debt issue costs ....................................                    --                      1,591
    Undistributed earnings of affiliate ..........................................                    (120)                     (43)
Change in operating assets and liabilities:
    Accounts receivable ..........................................................                 (26,868)                  (4,696)
    Inventories ..................................................................                 (21,147)                    (737)
    Prepaid expenses and other assets ............................................                     791                   (1,071)
    Accounts payable, accrued expenses and other
       liabilities ...............................................................                  10,578                  (12,970)
                                                                                                 ---------                ---------
Net cash provided by operating activities ........................................                  28,168                    4,413
                                                                                                 ---------                ---------
Investing activities:
    Construction and capital expenditures, including
       net changes in pager assets ...............................................                (102,280)                 (29,769)
    Investment in net assets of equity affiliate .................................                    --                     (1,646)
    Cash paid to FCC for PCS license .............................................                    --                    (42,935)
    Acquisition of businesses ....................................................                (866,460)
                                                                                                 ---------                ---------
Net cash used in investing activities ............................................                (968,740)                 (74,350)
                                                                                                 ---------                ---------
Financing activities:
    Capital contribution from parent .............................................                  12,800                   15,000
    Payment of debt issue costs ..................................................                  (6,556)                  (3,802)
    Borrowings from revolving credit facilities ..................................                 528,250                   82,000
    Repayments on revolving credit facilities ....................................                    --                    (25,000)
                                                                                                 ---------                ---------
Net cash provided by financing activities ........................................                 534,494                   68,198
                                                                                                 ---------                ---------
Net decrease in cash, cash equivalents and cash
    designated for the MobileComm Acquisition ....................................                (406,078)                  (1,739)
Cash and cash equivalents at beginning of period .................................                 408,176                    5,231
                                                                                                 ---------                ---------
Cash and cash equivalents at end of period .......................................               $   2,098                $   3,492
                                                                                                 =========                =========



                             See accompanying notes.

                        MOBILEMEDIA COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1996
                    (dollars in thousands, except share data)
                                   (UNAUDITED)



1.   The Company

     MobileMedia Communications, Inc. (the "Company"), a wholly-owned subsidiary of MobileMedia Corporation ("MobileMedia"), is the second largest paging company in the U.S., with approximately 4.4 million units in service at June 30, 1996, and offers local, regional and national paging services to its subscribers. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company markets its services under the "MobileComm" brand name. All significant intercompany accounts and transactions have been eliminated.

2.   Acquisitions

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

         The preliminary allocation of the MobileComm Acquisition purchase price is summarized as follows:

         Current assets .........................................     $  58,129
         Property and equipment .................................       124,947
         Intangible assets ......................................       943,505
         Other assets ...........................................           143
         Liabilities assumed ....................................      (167,186)
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

    The following unaudited pro forma financial data presents the unaudited results of operations of the Company for the six months ended June 30, 1995 as if the Dial Page Acquisition and MobileComm Acquisition had occurred on January 1, 1995:

                                                     Six Months Ended
                                                       June 30, 1995
                                                       -------------
                                                        (Unaudited)

         Net revenue ..............................     $ 271,506
         Net loss .................................     $(109,936)

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

4.   Reclassifications

     Certain 1995 financial statement items have been reclassified to conform to the 1996 presentation. These items include the reclassification of certain employee benefits from general and administrative expense into services, rents and maintenance and selling expense and the reclassification of customer service expenses from service, rents and maintenance expense into general and administrative expense.

5.   Supplemental Cash Flow Information

     Cash payments made for interest during the six months ended June 30, 1996 and 1995 were approximately $26,573 and $3,925, respectively. There were no income taxes paid for the six months ended June 30, 1996 or 1995.

6.   Income Taxes

     In connection with the accounting for the MobileComm Acquisition, the Company recorded deferred tax credits of $89,621 related to the excess of the financial reporting basis over the tax basis of the MobileComm net assets. The deferred tax credits recorded on the acquisition are net of the $37,456 of valuation allowances previously established by the Company.

     The Company has recognized a tax benefit in the six months ended June 30, 1996 based upon the projected loss for the year ended December 31, 1996 and the projected turnaround of the Company's temporary differences in the loss carryforward period.

7.   Other Investments

     On March 21, 1995, the Company purchased a 33% interest in Abacus Communications Partners, L.P., a Delaware limited partnership, from Abacus Business Services, Inc. for $1,641. Abacus Communications Partners, L.P. is the Company's exclusive alphanumeric dispatch services provider. The investment has been accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the purchased company. The Company's share of income of affiliate for the six months ended June 30, 1996 and 1995 was $120 and $43, respectively.

8.   Long-Term Debt

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

     The Revolving Credit Loans are made available through June 30, 2002 to finance future working capital needs, capital expenditures and permitted acquisitions, and for general corporate purposes. In addition, a portion of the commitments under the Revolving Credit Loans were made available for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility will be reduced quarterly beginning March 31, 1998 to zero at June 30, 2002. At June 30, 1996, the balance available under the Revolving Credit Loans was $153,000.

     On June 26, 1996, the Banks agreed to amend and waive certain provisions of the Credit Agreement to allow dividend payments by the Company to MobileMedia for required interest or dividend payments on certain permitted future issuances of debt securities and/or preferred stock and to revise certain debt covenant ratios based on MobileMedia's intention to issue and sell a minimum of $100 million of debt securities and/or preferred stock.

     As of June 30, 1996, the accreted value of the 10 1/2% Senior Subordinated Deferred Coupon Notes due December 1, 2003 was $164,017.

10.   Subsequent Events

     On July 15, 1996, the MobileMedia Board of Directors announced several senior management changes. Board member David A. Bayer was named Chairman of the Board of Directors and Acting Chief Executive Officer. F. Warren Hellman, a general partner of Hellman & Friedman, an affiliate of the Company's largest stockholder, has joined the Board, increasing Hellman & Friedman's representation to four of the seven member of the Board of Directors. H. Stephen Burdette, Vice President of Corporate Development, has been named to the additional position of Acting Senior Vice President of Operations. These changes followed the departure of Gregory M.

Rorke, Chief Executive Officer, John M. Kealey, President and Chief Operating Officer, and Rodolfo O. Ploder, Senior Vice President of Operations.

     On July 29, 1996, the MobileMedia Board of Directors appointed Michael K. Lorelli to the position of Chief Executive Officer, effective September 1, 1996.

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

     o Services, rents and maintenance revenues ("paging revenue"): includes primarily monthly, quarterly, semi-annually and annually billed recurring revenue, not dependent on usage, charged to subscribers for paging and related services such as voice mail and pager repair and replacement.

     o Net revenues: includes primarily paging revenues and sales of customer owned and maintained ("COAM") pagers less cost of pagers sold.

     o Services, rents and maintenance expenses: includes costs related to the management, operation and maintenance of the Company's network systems.

     o Selling expenses: includes salaries, commissions and administrative costs for the Company's sales force and related marketing and advertising expenses.

     o General and administrative expenses: includes primarily customer service expense, executive management, accounting, office telephone, rents and maintenance and information services.

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

Overview

     The Company builds and operates wireless messaging and communications systems, and generates revenues from the provision of paging and other wireless communications services. The Company's strategy is to strengthen its industry leadership position by continuing to provide superior paging and messaging services at competitive prices. To reduce per unit costs, the Company's four strategic initiatives emphasize efficient network loading, high sales productivity and benefiting from centralized back office functions. The Company's four strategic initiatives are: (i) Spectrum and Systems, focused on the efficient utilization of the Company's two nationwide and its numerous regional and multi-regional one-way wireless networks and the development of a nationwide two-way narrowband PCS wireless network, (ii) Sales Force and Services, focused on accelerating growth in the Company's subscriber base through further expanding geographic sales coverage, increasing penetration of multiple distribution channels, offering advanced messaging services such as alphanumeric and nationwide messaging and providing superior levels of customer support and account maintenance, (iii) Strategic Alliances, focused on building partnerships with telecommunication companies, consumer marketing companies and other businesses which provide ongoing services to consumers to extend the Company's services to potential subscribers not targeted by traditional distribution channels, and (iv) Scale Economies, focused on sustaining both long-term cost competitiveness and profitability by maximizing the number of subscribers with minimal incremental infrastructure investment.

     The Company's revenues are derived primarily from fixed periodic recurring fees, not dependent on usage, charged to the Company's subscribers for paging services. While a subscriber remains in the Company's service, future operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.



Results of Operations

     Results of Operations for the Three and Six Months Ended June 30, 1996 Compared to the Three and Six Months Ended June 30, 1995.

     The following table presents certain items from the Company's Consolidated Statement of Operations and certain other information for the periods indicated.

                                            Three Months Ended June 30,                         Six Months Ended June 30,
                                   -----------------------------------------------  ------------------------------------------------
                                            1996                     1995                    1996                     1995
                                   ----------------------   ----------------------  ----------------------  ------------------------
                                                                       (UNAUDITED)
                                                     (in thousands, except percentage and unit data)
Consolidated Statement
of Operations Data
Revenues
  Services, rents
    and maintenance ............   $ 143,234         99.2%  $  48,108   $    97.0%  $ 288,338     99.5%  $  94,308         96.9%
  Equipment sales
    and activation fees ........      17,816         12.3%      7,757        15.6%     35,359     12.2%     15,141         15.6%
                                   ---------    ---------   ---------   ---------   ---------    -----   ---------    ---------
Total revenues .................     161,050        111.6%     55,865       112.6%    323,697    111.7%    109,449        112.5%
Costs of products
  sold .........................     (16,710)       (11.6)%    (6,252)      (12.6)%   (33,797)   (11.7)%   (12,156)       (12.5)%
                                   ---------    ---------   ---------   ---------   ---------    -----   ---------    ---------
Net revenues ...................     144,340        100.0%     49,613       100.0%    289,900    100.0%     97,293        100.0%
Operating expenses
  Services, rents and
    maintenance ................      34,436         23.9%     13,159        26.5%     66,741     23.0%     25,425         26.1%
  Selling ......................      23,278         16.1%     10,036        20.2%     49,556     17.1%     19,435         20.0%
  General and
    administrative .............      43,727         30.3%     12,978        26.2%     87,026     30.0%     26,677         27.4%
  Depreciation and
    amortization ...............      84,797         58.7%     17,063        34.4%    163,093     56.3%     33,071         34.0%
                                   ---------    ---------   ---------   ---------   ---------    -----   ---------    ---------
Total operating
  expenses .....................     186,238        129.0%     53,236       107.3%    366,416    126.4%    104,608        107.5%
                                   ---------    ---------   ---------   ---------   ---------    -----   ---------    ---------
Operating loss .................     (41,898)       (29.0)%    (3,623)       (7.3)%   (76,516)   (26.4)%    (7,315)        (7.5)%
Total other expense ............     (21,857)       (15.1)%    (7,784)      (15.7)%   (42,915)   (14.8)%   (12,603)       (13.0)%
                                   ---------    ---------   ---------   ---------   ---------    -----   ---------    ---------
Loss from operations
  before income
  tax benefit ..................   $ (63,755)       (44.2)% $ (11,407)      (23.0)% $(119,431)   (41.2)% $ (19,918)       (20.5)%
                                   =========    =========   =========   =========   =========    =====   =========    =========

Other Data
EBITDA .........................   $  42,899         29.7%  $  13,440        27.1%  $  86,577     29.9%  $  25,756         26.5%
Average revenue per
  unit ("ARPU") ................   $   10.99                $    9.78               $   11.22            $    9.96
Average monthly
  operating expense
  per unit .....................   $    7.78                $    7.35               $    7.91            $    7.56
Units in service
  (at end of period ............   4,432,358                1,708,872               4,432,358            1,708,872

     Units in service increased by 2,723,486 to 4,432,358 as of June 30, 1996 when compared to June 30, 1995. The increase is attributable to 1,764,752 units acquired from the MobileComm Acquisition, 369,873 units acquired from the Dial Page Acquisition and 588,861 units acquired from internal growth through the Company's various distribution channels.

     Services, rents and maintenance revenues increased 197.7% to $143.2 million for the quarter ended June 30, 1996 and increased 205.7% to $288.3 million for the six months ended June 30, 1996 due to continued growth in the number of units in service added through the Company's distribution channels and additional revenues associated with the Acquisitions. Additionally, ARPU increased to $10.99 for the quarter ended June 30, 1996 from $9.78 for the same quarter of 1995 and increased to $11.22 for the six months ended June 30, 1996 from $9.96 for the six months ended June 30, 1995 largely due to the impact of the acquired subscribers from MobileComm and Dial Page. Both acquired subscriber bases were proportionally more weighted with direct and retail subscribers when compared to the Company's existing base. Accordingly, ARPU increased as direct and retail subscribers generally carry a higher ARPU.

     Equipment sales and activation fees increased 129.7% to $17.8 million for the quarter ended June 30, 1996 and 133.5% to $35.4 million for the six months ended June 30, 1996. The increase in equipment sales is attributable to the Company's significant presence in retail distribution as a result of the MobileComm Acquisition. Equipment sales and activation fees, less cost of products sold, decreased 26.5% to $1.1 million for the quarter June 30, 1996 and decreased 47.7% to $1.6 million for the six months ended June 30, 1996. The decrease is attributable to a lowering of equipment selling prices to large retailers as a means of generating increased subscriber additions through the retail distribution channel.

     Net revenues increased 190.9% to $144.3 million for the quarter ended June 30, 1996 compared to $49.6 million for the quarter ended June 30, 1995 and increased 198.0% to $289.9 million for the six months ended June 30, 1996 compared to $97.3 million for the six months ended June 30, 1995 as a result of the above factors.

     Services, rents and maintenance expenses increased 161.7% to $34.4 million for the quarter ended June 30, 1996 compared to $13.2 million for the quarter ended June 30, 1995 and increased 162.5% to $66.7 million for the six months ended June 30, 1996 compared to $25.4 million for the six months ended June 30, 1995 primarily due to increased expense levels related to the Acquisitions and increased transmitter site lease expenses related to the Company's new nationwide paging network which commenced service on April 1, 1996. The balance of the increase resulted primarily from network access charges associated with the increase in nationwide paging units serviced by networks other than those owned by the Company. New nationwide customers added are being serviced by the nationwide paging network acquired in the MobileComm Acquisition as well as the new nationwide paging network referred to above.


     Selling expenses for the quarter ended June 30, 1996 increased 131.9% to $23.3 million from $10.0 million for the quarter ended June 30, 1995 and for the six months ended June 30, 1996 increased 155.0% to $49.6 million from $19.4 million for the six months ended June 30, 1995 primarily due to the increased expense levels related to the Acquisitions and increased commissions and promotional expenses related to the growth in sales through the Company's reseller and retail distribution channels. Reseller units in service increased by 813,259 to 1,318,009 as of June 30, 1996 when compared to June 30, 1995 and retail units in service increased by 408,165 to 476,998 as of June 30, 1996 when compared to June 30, 1995. Of the increases, the Company acquired 403,796 reseller units and 369,757 retail units from Acquisitions while the remaining 409,463 reseller units and 38,408 retail units were added through internal growth. Selling expenses as a percentage of net revenue decreased to 16.1% for the quarter ended June 30, 1996 from 20.2% for the quarter ended June 30, 1995 and to 17.1% for the six months ended June 30, 1996 from 20.0% for the six months ended June 30, 1995. The decrease resulted primarily from selling costs being incurred at the time pagers are placed in service which are not incurred in subsequent months as the unit continues to generate revenue. Therefore, the Company's anticipated continued growth of units in service would be expected to result in a decline in selling costs as a percentage of net revenues.

     General and administrative expenses increased 236.9% to $43.7 million for the quarter ended June 30, 1996 compared to $13.0 million for the quarter ended June 30, 1995 and increased 226.2% to $87.0 million for the six months ended June 30, 1996 compared to $26.7 million for the six months ended June 30, 1995. General and administrative expenses increased as a percentage of net revenues to 30.3% for the quarter ended June 30, 1996 from 26.2% for the quarter ended June 30, 1995 and increased to 30.0% for the six months ended June 30, 1996 from 27.4% for the six months ended June 30, 1995 primarily due to the increased expense levels related to the Acquisitions. The balance of the increase resulted primarily from customer service expenses related to the assimilation of MobileComm's customer service functions which is planned to be completed during the second half of 1996, increased bad debt expense incurred to increase the Company's allowance for doubtful accounts, and consulting fees related to the integration of the Acquisitions.

In addition, the Company paid $0.7 million in separation expenses in the first quarter of 1995 due to the departure of the Chairman of the Board of the Company.

     Depreciation and amortization increased 397.0% to $84.8 million for the quarter ended June 30, 1996 compared to $17.1 million for the quarter ended June 30, 1995 and increased 393.2% to $163.1 million for the six months ended June 30, 1996 compared to $33.1 million for the six months ended June 30, 1995. The increase was primarily due to additional amortization expenses related to the Acquisitions and increased pager depreciation resulting from an increase in Company owned units being rented to subscribers. As a percentage of net revenues, depreciation and amortization expense increased to 58.7% for the quarter ended June 30, 1996 from 34.4% for the quarter ended June 30, 1995 and increased to 56.3% for the six months ended June 30, 1996 from 34.0% for the six months ended June 30, 1995.

     Operating loss increased to $41.9 million for the quarter ended
June 30, 1996 from $3.6 million for the quarter ended June 30, 1995 and increased to $76.5 million for the six months ended June 30, 1996 from $7.3 million for the six months ended June 30, 1995. The increase was primarily due to increased amortization expenses relating to the Acquisitions offset by the increase in net revenues.

     Other income (expense), principally interest expense, increased 180.8% to $21.9 million for the quarter ended June 30, 1996 compared to $7.8 million for the quarter ended June 30, 1995 and increased 240.5% to $42.9 million for the six months ended June 30, 1996 compared to $12.6 for the six months ended June 30, 1995. The increase was primarily due to additional debt incurred to finance the Acquisitions.

     Losses from operations before income tax benefit, as a result of the above factors, increased to $63.8 million for the quarter ended June 30, 1996 from $11.4 million for the quarter ended June 30, 1995 and increased to $119.4 million for the six months ended June 30, 1996 from $20.0 million for the six months ended June 30, 1995.

     EBITDA increased to $42.9 million for the quarter ended June 30, 1996 compared to $13.4 million for the quarter ended June 30, 1995 and increased to $86.6 million for the six months ended June 30, 1996 compared to $25.8 million for the six months ended June 30, 1995. As a percentage of net revenues, EBITDA increased to 29.7% for the quarter ended June 30, 1996 from 27.1% for the quarter ended June 30, 1995 and EBITDA increased to 29.9% for the six months ended June 30, 1996 from 26.5% for the six months ended June 30, 1995. The increase in EBITDA was primarily due to the Acquisitions.


Liquidity and Capital Resources

     The Company's operations and strategy require the availability of substantial funds to finance the development and installation of wireless communications systems, to procure subscriber equipment and to service debt. Historically, these requirements have been funded by net cash from operating activities, additional borrowings and capital contributions.

     Capital expenditures and commitments. Capital expenditures were $102.3 million for the six months ended June 30, 1996 compared to $29.8 million for the six months ended June 30, 1995. Capital expenditures increased $72.5 million for the six months ended June 30, 1996 over the corresponding period in 1995 principally as a result of the Acquisitions, increased pager purchases, the completion of the 929.5375 MHz nationwide one-way wireless network, upgrades to paging networks acquired in the Acquisitions and the leasehold improvements of a new customer support center in Dallas, Texas. Increased pager purchses were largely attributable to increased growth in the subscriber base and capacity constraints on the nationwide network acquired in the MobileComm Acquisition. The Company has increased pager purchases to permit the conversion of some customers currently utilizing this network to the Company's newly constructed nationwide network. The upgrades to the paging networks were primarily for new paging terminals.

     The Company estimates its capital expenditures for the calendar years 1996 and 1997 to total approximately $450 million (including the PCS development costs described below). Capital expenditures will be primarily for the procurement of pagers to support subscriber growth to upgrade and expand the Company's paging and wireless networks, to construct a two-way narrowband PCS wireless network at an estimated cost of between $75 to $100 million, to continue the upgrade of the Company's paging terminal infrastructure, to make leasehold improvements to a new customer service facility and to consolidate the Company's management information and billing systems. Additional capital expenditures may be required for paging unit procurement in connection with downloading subscribers from the 931.8875 MHz nationwide paging network to the newly constructed 929.5375 MHz nationwide paging network and for conversion of SkyTel subscribers. Also, strategic distribution arrangements may require capital expenditures for leased paging units and increased inventory levels. In addition, the Company's working capital requirements could increase to the extent the Company experiences increased levels of service credits and bad debt expense as a result of the MobileComm integration. There can be no assurance that cash flow from operations and available additional borrowings will be sufficient to fully meet the Company's capital requirements or that additional financing would be available to the Company on acceptable terms.

     As of June 30, 1996, the Company's debt service commitments consisted principally of periodic interest expense payments on the New Credit Facility and the 9 3/8% Senior Subordinated Notes due 2007. Cash interest payments on the 10 1/2% Senior Subordinated Deferred Coupon Notes (the "Deferred Coupon Notes") are deferred until December 1, 1998. Absent the occurrence of certain events requiring the Company to redeem the Deferred Coupon Notes or an acceleration of the maturity of such Notes, there are no principal payments due on the Deferred Coupon Notes until maturity in the year 2003.

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

     Sources of Funds. The Company's net cash provided by operating activities was $28.2 million for the six months ended June 30, 1996 compared to $4.4 million for the six months ended June 30, 1995. Inventories increased $21.1 million from December 31, 1995 to June 30, 1996 (excluding the inventory acquired in the MobileComm Acquisition) to support growth in the reseller and retail sales distribution channels. Accounts payable, accrued expenses and other liabilities increased $10.6 million from December 31, 1995 to June 30, 1996 (excluding the liabilities assumed in the MobileComm Acquisition), reflecting the increased investment in pagers in addition to expenditures for paging network equipment under the Company's capital investment program. Net accounts receivable increased $14.8 million from December 31, 1995 to June 30, 1996 (excluding the receivables acquired in the MobileComm Acquisition) due to an increase in sales and slower collections related to the integration of the Company's and MobileComm's collection functions and start-up of the Company's new customer support facility.

     On December 4, 1995, in connection with the financing of the MobileComm Acquisition, the Company entered into the Credit Agreement. The Credit Agreement provides for secured loan facilities aggregating $750 million, consisting of $550 million of term and $200 million of revolving loan facilities. The term loans are available in the aggregate principal amounts of $412.5 million (the "Tranche A Loans") and $137.5 million (the "Tranche B Loans"). The Company borrowed the full amount of the Tranche A Loans on January 4, 1996 to fund a portion of the consideration for the MobileComm Acquisition. The Tranche A Loans must be repaid in installments during the period beginning March 1998 and ending June 2002. The Company borrowed the full amount of the Tranche B Loans in equal parts on each of December 4, 1995 and January 4, 1996 to repay its former credit facility and to fund a portion of the consideration of the MobileComm Acquisition, respectively. Substantially all of the Tranche B Loans must be repaid in installments during the period beginning September 2002 and ending June 2003.

     On June 26, 1996, the Banks agreed to amend and waive certain provisions of the Credit Agreement to allow dividend payments by the Company to MobileMedia for required interest or dividend payments on certain permitted future issuances of debt securities and/or preferred stock and to revise certain debt covenant ratios based on MobileMedia's intention to issue and sell $100 million of debt securities and/or preferred stock.

     The $200 million revolving loan facility may be used to fund capital expenditures and for working capital and general corporate purposes. Revolving credit loans must be repaid in quarterly installments during the period beginning March 1998 and ending June 2002. At June 30, 1996, $47.0 million was outstanding under the revolving loan facility. The Company is required to make mandatory prepayments of outstanding borrowings under the Credit Agreement in an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement) during each fiscal year beginning with the 1998 fiscal year.

     The Company's obligations under the Credit Agreement are secured by substantially all of the assets of the Company and all of its subsidiaries, including the capital stock of the subsidiaries, and MobileMedia and the subsidiaries of the Company have guaranteed all of the Company's borrowings, including principal and interest. Performance of the Company's obligations as a guarantor is secured by a pledge of the capital stock of the Company.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          (1) First Amendment and Waiver, dated as of June 26, 1996 incorporated by reference from MobileMedia Corporation Form 8-K dated June 26, 1996.

     (b)  Reports of Form 8-K. None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MobileMedia Communications, Inc.




                                           By  /s/ Santo J. Pittsman
                                               ---------------------------------
                                               Santo J. Pittsman
                                               Senior Vice President and
                                               Chief Financial Officer




Date:  August 14, 1996