Form 10-Q
period 1996-09-30
MOBILEMEDIA COMMUNICATIONS INC
filed 1996-11-14
CIK 912192

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



(Mark  One)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                     For the Period Ended September 30, 1996


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---      ---

    All of the common stock of the registrant is held by MobileMedia Corporation, a Delaware corporation. The number of shares of the registrant's common stock outstanding as of October 31, 1996 was one.




                    Page 1 of 20 sequentially numbered pages

                        MOBILEMEDIA COMMUNICATIONS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996





                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION

   Item 1  Financial Statements

      Consolidated Balance Sheets
         as of September 30, 1996 and December 31, 1995 .........................   3

      Consolidated Statements of Operations
         for the Three Months Ended September 30, 1996 and September 30, 1995 and
         for the Nine Months Ended September 30, 1996 and September 30, 1995 ....   4

      Consolidated Statement of Changes in Stockholder's Equity
         for the Nine Months Ended September 30, 1996 and September 30, 1995 ....   5

      Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1996 and September 30, 1995 ....   6

      Notes to Consolidated Financial Statements ................................   7

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations .....................  12

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ....................................................  19

   Item 3. Default Upon Senior Securities .......................................  13


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (dollar amounts in thousands)


                                                                                                  September 30,         December 31,
                                                                                                       1996                 1995
                                                                                                   -----------          -----------
                                                                                                   (Unaudited)
Assets
Current assets
      Cash and cash equivalents ..........................................................         $    14,861          $     5,835
      Accounts receivable (less allowance for uncollectible accounts of
         $15,170 and $5,214 at September 30, 1996 and December 31,
         1995, respectively) .............................................................              88,498               32,694
      Inventories ........................................................................              22,226                9,623
      Prepaid expenses ...................................................................               3,041                1,665
      Other ..............................................................................               2,643                  345
                                                                                                   -----------          -----------
Total current assets .....................................................................             131,269               50,162
Cash designated for the MobileComm Acquisition ...........................................                --                402,341
Investment in net assets of equity affiliate .............................................               1,982                2,017
Property and equipment, net ..............................................................             379,797              194,543
Intangible assets, net ...................................................................           1,180,647              398,057
Other assets .............................................................................              31,260               81,426
                                                                                                   -----------          -----------
Total assets .............................................................................         $ 1,724,955          $ 1,128,546
                                                                                                   ===========          ===========

Liabilities and stockholder's equity
Current liabilities
      Accounts payable ...................................................................         $    78,051          $    41,797
      Accrued expenses ...................................................................              59,569               17,315
      Advance billings and customer deposits .............................................              38,557               12,986
      Current portion of long-term debt ..................................................             649,000                 --
                                                                                                   -----------          -----------
Total current liabilities ................................................................             825,177               72,098
Deferred tax liability ...................................................................              72,097                 --
Long-term debt ...........................................................................             420,876              476,156
Other ....................................................................................               3,637                1,539
Commitments and contingencies
Stockholder's equity
      Common stock (1 share, no par value, issued and outstanding
        at September 30, 1996 and December 31, 1995) .....................................                --                   --
      Additional paid-in-capital .........................................................             672,629              659,829
      Accumulated deficit ................................................................            (269,461)             (81,076)
                                                                                                   -----------          -----------
Total stockholder's equity ...............................................................             403,168              578,753
                                                                                                   -----------          -----------
Total liabilities and stockholder's equity ...............................................         $ 1,724,955          $ 1,128,546
                                                                                                   ===========          ===========




                             See accompanying notes.

                MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollar amounts in thousands, except per share amounts)


                                   (UNAUDITED)


                                                                      Three months ended                   Nine months ended
                                                                         September 30,                        September 30,
                                                                 ----------------------------          ----------------------------
                                                                    1996               1995               1996               1995
                                                                 ---------          ---------          ---------          ---------
Revenues
    Services, rents and maintenance ....................         $ 142,708          $  56,483          $ 431,046          $ 150,791
    Equipment sales and activation fees ................            21,422              7,620             56,781             22,761
                                                                 ---------          ---------          ---------          ---------
Total revenues .........................................           164,130             64,103            487,827            173,552
Cost of products sold ..................................           (22,626)            (6,205)           (56,423)           (18,361)
                                                                 ---------          ---------          ---------          ---------
                                                                   141,504             57,898            431,404            155,191
Operating expenses
    Services, rents and maintenance ....................            35,181             15,521            101,802             40,903
    Selling ............................................            23,102             11,597             72,658             31,032
    General and administrative .........................            47,872             14,303            134,898             40,980
    Depreciation .......................................            26,626             12,633             83,185             37,052
    Amortization .......................................            53,277              5,224            159,811             13,876
                                                                 ---------          ---------          ---------          ---------
Total operating expenses ...............................           186,058             59,278            552,354            163,843
                                                                 ---------          ---------          ---------          ---------
Operating (loss) .......................................           (44,554)            (1,380)          (120,950)            (8,652)
Other income (expense)
    Interest expense, net ..............................           (24,323)            (5,921)           (67,501)           (18,567)
    Other ..............................................               (77)                (6)                66                 (6)
                                                                 ---------          ---------          ---------          ---------
Total other income (expense) ...........................           (24,400)            (5,927)           (67,435)           (18,573)
                                                                 ---------          ---------          ---------          ---------

Loss from operations
    before income tax expense ..........................           (68,954)            (7,307)          (188,385)           (27,225)
Income tax expense .....................................            (6,063)              --                 --                 --
                                                                 ---------          ---------          ---------          ---------
Net loss ...............................................         $ (75,017)         $  (7,307)         $(188,385)         $ (27,225)
                                                                 =========          =========          =========          =========



                             See accompanying notes.

                MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                          (dollar amounts in thousands)



                                                                                        Additional
                                                                         Common           Paid in        Accumulated
                                                                          Stock           Capital          Deficit         Total
                                                                        ---------        ---------        ---------      ---------
Balance at September 14, 1993 (date of inception) ...............       $       0        $       0        $       0      $       0
Initial capital contribution ....................................                          141,497                         141,497
Net loss ........................................................                                            (2,930)        (2,930)
                                                                        ---------        ---------        ---------      ---------
Balance at December 31, 1993 ....................................               0          141,497           (2,930)       138,567
Net loss ........................................................                                           (37,067)       (37,067)
                                                                        ---------        ---------        ---------      ---------
Balance at December 31, 1994 ....................................               0          141,497          (39,997)       101,500
Capital contribution by MobileMedia Corporation .................                          518,332                         518,332
Net loss ........................................................                                           (41,079)       (41,079)
                                                                        ---------        ---------        ---------      ---------
Balance at December 31, 1995 ....................................               0          659,829          (81,076)       578,753
Capital contribution by MobileMedia Corporation .................                           12,800                          12,800
Net loss (unaudited) ............................................                                          (188,385)      (188,385)
                                                                        ---------        ---------        ---------      ---------
Balance at September 30, 1996 (unaudited) .......................       $       0        $ 672,629        $(269,461)     $ 403,168
                                                                        =========        =========        =========      =========




                             See accompanying notes.

                MOBILEMEDIA COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)


                                   (UNAUDITED)


                                                                                                    Nine Months ended September 30,
                                                                                                   --------------------------------
                                                                                                       1996                 1995
                                                                                                   -----------          -----------
Operating activities
    Net loss .............................................................................         $  (188,385)         $   (27,225)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ........................................................             242,996               50,928
    Accretion of note payable discount ...................................................              12,449               11,238
    Provision for uncollectible accounts .................................................              18,641                3,114
    Write-off of unamortized debt issue costs ............................................                --                  1,591
    Undistributed earnings of affiliate ..................................................                  35                 (139)
Change in operating assets and liabilities:
    Accounts receivable ..................................................................             (39,839)              (7,292)
    Inventories ..........................................................................              (6,411)                 704
    Prepaid expenses and other assets ....................................................              (1,139)                (709)
    Accounts payable, accrued expenses and other
       liabilities .......................................................................               3,797                4,112
                                                                                                   -----------          -----------
Net cash provided by operating activities ................................................              42,144               36,322
                                                                                                   -----------          -----------
Investing activities:
    Construction and capital expenditures, including
       net changes in pager assets .......................................................            (155,453)             (52,126)
    Investment in net assets of equity affiliate .........................................                --                 (1,625)
    Cash paid to FCC for PCS license .....................................................                --                (42,935)
    Acquisition of businesses ............................................................            (866,460)            (166,396)
    Other ................................................................................                --                    (42)
                                                                                                   -----------          -----------
Net cash used in investing activities ....................................................          (1,021,913)            (263,124)
                                                                                                   -----------          -----------
Financing activities:
    Capital contribution from MobileMedia Corporation ....................................              12,800              178,101
    Payment of debt issue costs ..........................................................              (6,556)              (5,396)
    Borrowings from revolving credit facilities ..........................................             580,250              214,000
    Repayments of debt ...................................................................                 (40)             (77,000)
    Repayment of Dial Page Notes .........................................................                --                (83,430)
                                                                                                   -----------          -----------
Net cash provided by financing activities ................................................             586,454              226,275
                                                                                                   -----------          -----------
Net decrease in cash, cash equivalents and cash
    designated for the MobileComm Acquisition ............................................            (393,315)                (527)
Cash and cash equivalents at beginning of period .........................................             408,176                5,231
                                                                                                   -----------          -----------
Cash and cash equivalents at end ofperiod ................................................         $    14,861          $     4,704
                                                                                                   ===========          ===========



                             See accompanying notes.

                        MOBILEMEDIA COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                    (dollars in thousands, except share data)
                                   (UNAUDITED)



1.   The Company

     MobileMedia Communications, Inc. (the "Company"), a wholly-owned subsidiary of MobileMedia Corporation ("MobileMedia"), is the second largest paging company in the U.S., with approximately 4.5 million units in service at September 30, 1996, and offers local, regional and national paging services to its subscribers. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company markets its services under the "MobileComm" brand name. All significant intercompany accounts and transactions have been eliminated.

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

          The preliminary allocation of the MobileComm Acquisition purchase price is summarized as follows:

          Current assets ...............................              $  55,301
          Property and equipment .......................                112,986
          Intangible assets ............................                940,770
          Other assets .................................                    143
          Liabilities assumed ..........................               (149,662)
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

    The following unaudited pro forma financial data presents the unaudited results of operations of the Company for the nine months ended September 30, 1995 as if the Dial Page Acquisition and MobileComm Acquisition had occurred on January 1, 1995:

                                                             Nine Months Ended
                                                            September 30, 1995
                                                            ------------------
                                                                (Unaudited)

          Net revenue ..........................                 $ 414,157
          Net loss .............................                 $(164,102)

     The pro forma results do not purport to present actual operating results that would have occurred had the purchase been made on January 1, 1995 or the results which may occur in the future.

3.   Unaudited Interim Financial Statements

     The interim consolidated financial information contained herein is unaudited but, in the opinion of management, includes all adjustments of a normal recurring nature and non-recurring adjustments of $691 to record executive separation expenses in the first quarter of 1995 and $1,000 to record executive separation expenses and the hiring of a new Cheif Executive Officer in the third quarter of 1996, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements and related notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

4.   Reclassifications

     Certain 1995 financial statement items have been reclassified to conform to the 1996 presentation. These items include the reclassification of certain employee benefits from general and administrative expense into services, rents and maintenance and selling expense, the reclassification of customer service expenses from service, rents and maintenance expense into general and administrative expense and the reclassification of income from equity affiliate into service, rents and maintenance expense.

5.   Supplemental Cash Flow Information

     Cash payments made for interest during the nine months ended September 30, 1996 and 1995 were approximately $43,577 and $4,651, respectively. There were no income taxes paid for the nine months ended September 30, 1996 or 1995.

6.   Income Taxes

     In connection with the accounting for the MobileComm Acquisition, the Company recorded deferred tax credits of $72,097 related to the excess of the financial reporting basis over the tax basis of the MobileComm net assets. The deferred tax credits recorded on the acquisition are net of the $37,456 of valuation allowances previously established by the Company.

     No benefit for income taxes has been recorded for the nine months ended September 30, 1996, and the deferred benefit from operating losses was offset by the increase in the valuation allowance because realization of such benefits cannot be assessed as more likely than not.

7.   Other Investments

     On March 21, 1995, MobileMedia Communications purchased a 33% interest in Abacus Communications Partners, L.P., a Delaware limited partnership, from Abacus Business Services, Inc. for $1,641. Abacus Communications Partners, L.P. is MobileMedia Communications' exclusive alphanumeric dispatch services provider. The investment has been accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18. Under the equity method, original investments are recorded at cost and adjusted by MobileMedia Communications' share of undistributed earnings or losses of the purchased company. MobileMedia Communications' share of income of affiliate for the nine months ended September 30, 1996 and 1995 was $330 and $139, respectively.

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

     The Tranche A Loans were drawn in full on January 4, 1996, the date of closing of the MobileComm Acquisition. The Tranche A Loans must be repaid in installments beginning March 31, 1998 and ending June 30, 2002. As of September 30, 1996, $137,500 of Tranche B Loans were outstanding. Substantially all of the principal of the Tranche B Loans must be repaid in installments beginning September 30, 2002 and ending June 30, 2003.

     Subject to the terms and conditions of the Credit Agreement, the Revolving Credit Loans may be made available through June 30, 2002 to finance future working capital needs, capital expenditures and permitted acquisitions, and for general corporate purposes. In addition, a portion of the commitments under the Revolving Credit Loans was made available for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility will be reduced quarterly beginning March 31, 1998 to zero at June 30, 2002. At September 30, 1996, the outstanding principal amount of the Revolving Credit Loans was $99,000, leaving the balance available under the line, subject to the terms and conditions of the Credit Agreement, at $101,000.

     On June 26, 1996, the Banks agreed to amend and waive certain provisions of the Credit Agreement to allow dividend payments by the Company to MobileMedia for required interest or dividend payments on certain permitted future issuances of debt securities and/or preferred stock and to revise certain debt covenant ratios based on MobileMedia's intention, at that time, to issue and sell a minimum of $100 million of debt securities and/or preferred stock of MobileMedia (either, as further defined in the Credit Agreement, a "Parent Issuance"). The Company currently does not anticipate effecting the Parent Issuance by December 31, 1996. If the Parent Issuance does not occur by such time and a waiver is not obtained, an Event of Default will occur under the Credit Agreement. See Note 9, Subsequent Events.

     As of September 30, 1996, the Company was not in compliance with financial covenants under the Credit Agreement governing its leverage ratio (i.e., the ratio of Net Indebtedness to Annualized EBITDA, each such term as defined in the Credit Agreement), Capital Expenditures (as defined the Credit Agreement) and senior debt coverage ratio (i.e., the ratio of Senior Debt to Annualized EBITDA, each such term as defined in the Credit Agreement) which noncompliance has resulted in Events of Default under the Credit Agreement. Because Events of Default have occurred, and are continuing under the Credit Agreement the Banks are not obligated to make available to the Company further Revolving Credit Loans until such time as the Events of Default are cured, or waived by a majority of the Banks. In addition, the Banks may exercise remedies under the Credit Agreement and related documents and, accordingly, indebtedness under the Credit Agreement has been reclassified as a current liability. See Note 9, Subsequent Events.

     As of September 30, 1996, the accreted value of the 10 1/2% Senior Subordinated Deferred Coupon Notes due December 1, 2003 ("10 1/2% Notes") was $168,285.

9.   Subsequent Events

     As previously announced in its September 27, 1996 and October 21, 1996 releases, the Company has discovered misrepresentations and other violations which occurred during the licensing process for as many as 400 to 500, or approximately 6% to 7%, of its approximately 8,000 local transmission one-way paging stations. The Company caused an investigation to be conducted by its outside counsel, and a comprehensive report regarding these matters was provided to the Federal Communications Commission (FCC) on October 16, 1996. In cooperation with the FCC, outside counsel's investigation was expanded to examine all of the Company's paging licenses, and the results of that investigation were submitted to the FCC on November 8, 1996. The Company has proposed to the FCC that a Consent Order be entered which would result, among other things, in the return of certain local paging stations and authorizations presently held by the Company, the dismissal of certain pending applications for paging authorizations, and the voluntary acceptance of a substantial monetary forfeiture. The FCC is currently considering the Company's proposal. The Company cannot be certain what action the FCC may take in regard to this matter, but such actions could have a material adverse effect upon the financial condition or operations of the Company.

     On October 18, 1996, MobileMedia was served with a class action lawsuit filed in the United States District Court for the District of New Jersey on behalf of purchasers of the Common Stock of MobileMedia Corporation during the period between August 2, 1995 and September 27, 1996. The complaint alleges violations of federal securities disclosure laws, and seeks damages in an unspecified amount. The Company believes the Suit is without merit, has referred the matter to outside counsel, and intends to defend its position vigorously. Nevertheless, there can be no assurance that, if adversely determined, the suit would not have an adverse effect upon the financial condition of the Company.

     The Company is seeking to temporarily modify payment terms with certain of its larger vendors, some of which have not been paid in accordance with scheduled payment terms.

     On November 1, 1996, the Company did not make its scheduled interest payment on its 9 3/8% Senior Subordinated Notes due November 1, 2007 ("9 3/8% Notes"). The amount of the interest payment which was due on November 1, 1996 was approximately $11,700. Failure to pay the interest on the 9 3/8% Notes when due constitutes an Event of Default under the Credit Agreement. The Company is continuing to review the situation, in light of its cash requirements, during the thirty-day grace period, which ends on November 30, 1996. In the event the Company were to fail to cure such payment default prior to November 30, 1996, it would constitute an Event of Default which would permit the trustee or the holders of not less than 25% in principal amount of the outstanding 9 3/8% Notes to exercise remedies. An Event of Default under the 9 3/8% Notes would also constitute an Event of Default under the Credit Agreement. Acceleration of the 9 3/8% Notes under the foregoing Procedure would also constitute an Event of Default under the indenture governing the Deferred Coupon Notes and the Dial Page, Inc. 12 1/4% Senior Notes due 2000 (the "Dial Page Notes")(the 9 3/8% Notes, the Deferred Coupon Notes and the Dial Page Notes being referred to collectively as the "Notes").

     The Events of Default under the Credit Agreement permit the Banks, and the occurrence of Events of Default under the Notes would permit the trustees under the relevant Indentures or holders of no less than 25% in outstanding principal amount of the respective Notes, to exercise various remedies, including acceleration of the relevant debt obligations. The Company has commenced discussions with representatives of the Banks regarding the Events of Default under the Credit Agreement. The Company intends to seek a waiver of the covenant defaults and the ability to obtain additional Revolving Credit Loans under the Credit Agreement. While the company intends to pursue such discussions with representatives of the Banks in an effort to reach an accommodation, there can be no assurance that the Company will be able to cure its defaults under the Credit Agreement or the Notes or that the Company will be able to obtain waivers or other forbearances from the Banks or holders of the Notes. Failure to reach accommodations with the Company's creditors or the acceleration of the Company's debt obligations could result in the Company seeking protection under Chapter 11 of the Bankruptcy Code or could result in the creditors of the Company filing an involuntary petition against the Company under the Bankruptcy Code.

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

Overview

     The Company builds and operates wireless messaging and communications systems, and generates revenues from the provision of paging and other wireless communications services. The Company's strategy is to strengthen its industry leadership position by providing superior paging and messaging services at competitive prices. To reduce per unit costs, the Company emphasizes efficient network loading, high sales productivity and benefiting from centralized back office functions.

     The Company's revenues are derived primarily from fixed periodic recurring fees, not dependent on usage, charged to the Company's subscribers for paging services. While a subscriber remains in the Company's service, future operating results benefit from this recurring revenue stream with minimal requirements for incremental selling expenses or other fixed costs.

Results of Operations

     Results of Operations for the Three and Nine Months Ended September 30, 1996 Compared to the Three and Nine Months Ended September 30, 1995.

     The following table presents certain items from the Company's Consolidated Statement of Operations and certain other information for the periods indicated.


                                                Three Months Ended September 30,             Nine Months Ended September 30,
                                               --------------------------------------    ----------------------------------------
                                                      1996                 1995                 1996                  1995
                                               --------------------------------------    ----------------------------------------
                                                                                 (UNAUDITED)
                                                               (in thousands, except percentage and unit data)
Consolidated Statement of Operations Data
Revenues
Services, rents and maintenance                $142,708   100.9 %   $56,483    97.6 %    $431,046    99.9 %    $150,791    97.2 %
Equipment sales and activation fees              21,422    15.1 %     7,620    13.2 %      56,781    13.2 %      22,761    14.7 %
                                              ---------   ------- ---------   -------   ---------   -------   ---------   -------
Total revenues                                  164,130   116.0 %    64,103   110.7 %     487,827   113.1 %     173,552   111.8 %
Costs of products sold                          (22,626)  (16.0)%    (6,205)  (10.7)%     (56,423)  (13.1)%     (18,361)  (11.8)%
                                              ---------   ------- ---------   -------   ---------   -------   ---------   -------
Net revenues                                    141,504   100.0 %    57,898   100.0 %     431,404   100.0 %     155,191   100.0 %
Operating expenses
Services, rents and maintenance                  35,181    24.9 %    15,521    26.8 %     101,802    23.6 %      40,903    26.4 %
Selling                                          23,102    16.3 %    11,597    20.0 %      72,658    16.8 %      31,032    20.0 %
General and administrative                       47,872    33.8 %    14,303    24.7 %     134,898    31.3 %      40,980    26.4 %
Depreciation and amortization                    79,903    56.5 %    17,857    30.8 %     242,996    56.3 %      50,928    32.8 %
                                              ---------   ------- ---------   -------   ---------   -------   ---------   -------
Total operating expenses                        186,058   131.5 %    59,278   102.4 %     552,354   128.0 %     163,843   105.6 %
                                              ---------   ------- ---------   -------   ---------   -------   ---------   -------
Operating loss                                  (44,554)  (31.5)%    (1,380)   (2.4)%    (120,950)  (28.0)%      (8,652)   (5.6)%
Total other expense                             (24,400)  (17.2)%    (5,927)  (10.2)%     (67,435)  (15.6)%     (18,573)  (12.0)%
                                              ---------   ------- ---------   -------   ---------   -------   ---------   -------
Loss from operations before
income tax expense                             ($68,954)  (48.7)%   ($7,307)  (12.6)%   ($188,385)  (43.7)%    ($27,225)  (17.5)%
                                              =========   ======= =========   =======   =========   =======   =========   =======

Other Data
EBITDA                                          $35,349    25.0 %   $16,477    28.5 %    $122,046    28.3 %     $42,276    27.2 %
Average revenue per unit ("ARPU")                $10.66              $10.80                $11.11                $11.17
Average monthly operating expense per unit        $7.93               $7.81                 $7.97                 $8.15
Units in service (at end of period)           4,489,538           2,177,072             4,489,538             2,177,072




     Units in service increased by 2,312,466 to 4,489,538 as of September 30, 1996 when compared to September 30, 1995. The increase is attributable to 1,764,752 units acquired from the MobileComm Acquisition and 547,714 units acquired from internal growth through the Company's various distribution channels.

     Services, rents and maintenance revenues increased 152.7% to $142.7 million for the quarter ended September 30, 1996 and increased 185.9% to $431.0 million for the nine months ended September 30, 1996 due to additional revenues associated with the Acquisitions and continued growth in the number of units in service added through the Company's distribution channels. ARPU decreased to $10.66 for the quarter ended September 30, 1996 from $10.80 for the same quarter of 1995 and decreased to $11.11 for the nine months ended September 30, 1996 from $11.17 for the nine months ended September 30, 1995 largely due to net units added through internal growth which were primarily generated through the reseller distribution channel at a lower ARPU and increased cancellation of units with higher ARPU which were replaced with units generating lower ARPU primarily in the direct sales distribution channel.

     Equipment sales and activation fees increased 181.1% to $21.4 million for the quarter ended September 30, 1996 and 149.5% to $56.8 million for the nine months ended September 30, 1996. The increase in equipment sales is attributable to the Company's significant presence in retail distribution as a result of the MobileComm Acquisition. Equipment sales and activation fees, less cost of products sold, decreased 185.1% to $(1.2) million for the quarter ended September 30, 1996 and decreased 91.9% to $0.4 million for the nine months ended September 30, 1996. The decrease is attributable to a lowering of equipment selling prices to large retailers as a means of generating increased subscriber additions through the retail distribution channel.

     Net revenues increased 144.4% to $141.5 million for the quarter ended September 30, 1996 compared to $57.9 million for the quarter ended September 30, 1995 and increased 178.0% to $431.4 million for the nine months ended September 30, 1996 compared to $155.2 million for the nine months ended September 30, 1995 as a result of the above factors.

     Services, rents and maintenance expenses increased 126.7% to $35.2 million for the quarter ended September 30, 1996 compared to $15.2 million for the quarter ended September 30, 1995 and increased 148.9% to $101.8 million for the nine months ended September 30, 1996 compared to $40.9 million for the nine months ended September 30, 1995 primarily due to increased expense levels related to the Acquisitions and increased transmitter site lease expenses related to the Company's new nationwide paging network which commenced service on April 1, 1996. The balance of the increase resulted primarily from network access charges associated with the increase in nationwide paging units serviced by networks other than those owned by the Company and research and development expenses related to the development of a two-way wireless network. New nationwide customers added are being serviced by the nationwide paging network acquired in the MobileComm Acquisition as well as the new nationwide paging network referred to above.

     Selling expenses for the quarter ended September 30, 1996 increased 99.2% to $23.1 million from $11.6 million for the quarter ended September 30, 1995 and for the nine months ended September 30, 1996 increased 134.1% to $72.7 million from $31.0 million for the nine months ended September 30, 1995 primarily due to the increased expense levels related to the Acquisitions. Selling expenses as a percentage of net revenue decreased to 16.3% for the quarter ended September 30, 1996 from 20.0% for the quarter ended September 30, 1995 and to 16.8% for the nine months ended September 30, 1996 from 20.0% for the nine months ended September 30, 1995. The decrease resulted primarily from selling costs being incurred at the time pagers are placed in service which are not incurred in subsequent months as the unit continues to generate revenue. Therefore, the Company's anticipated continued growth of units in service would be expected to result in a decline in selling costs as a percentage of net revenues.

     General and administrative expenses increased 234.7% to $47.9 million for the quarter ended September 30, 1996 compared to $14.3 million for the quarter ended September 30, 1995 and increased 229.2% to $134.9 million for the nine months ended September 30, 1996 compared to $41.0 million for the nine months ended September 30, 1995. General and administrative expenses increased as a percentage of net revenues to 33.8% for the quarter ended September 30, 1996 from 24.7% for the quarter ended September 30, 1995 and increased to 31.3% for the nine months ended September 30, 1996 from 26.4% for the nine months ended September 30, 1995 primarily due to the increased expense levels related to the Acquisitions. The balance of the increase resulted primarily from customer service expenses related to the assimilation of MobileComm's customer service functions which is planned to be completed during the second half of 1996, increased bad debt expense incurred to increase the Company's allowance for doubtful accounts, and consulting fees related to the integration of the Acquisitions. In addition, the Company paid $0.7 million in separation expenses in the first quarter of 1995 due to the departure of the Chairman of the Board of the Company and $1.0 million in separation expenses in the third quarter of 1996 due to the departure of the Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President of Operations and the hiring of a new Chief Executive Officer.

     Depreciation and amortization increased 347.5% to $79.9 million for the quarter ended September 30, 1996 compared to $17.9 million for the quarter ended September 30, 1995 and increased 377.1% to $243.0 million for the nine months ended September 30, 1996 compared to $50.9 million for the nine months ended September 30, 1995. The increase was primarily due to additional amortization expenses related to the Acquisitions and increased pager depreciation resulting from an increase in Company owned units being rented to subscribers. As a percentage of net revenues, depreciation and amortization expense increased to 56.5% for the quarter ended September 30, 1996 from 30.8% for the quarter ended September 30, 1995 and increased to 56.3% for the nine months ended September 30, 1996 from 32.8% for the nine months ended September 30, 1995.

     Operating loss increased to $44.6 million for the quarter ended September 30, 1996 from $1.4 million for the quarter ended September 30, 1995 and increased to $121.0 million for the nine months ended September 30, 1996 from $8.7 million for the nine months ended September 30, 1995. The increase was primarily due to increased amortization expenses relating to the Acquisitions offset by the increase in net revenues.

     Other income (expense), principally interest expense, increased 311.7% to $24.4 million for the quarter ended September 30, 1996 compared to $5.9 million for the quarter ended September 30, 1995 and increased 263.1% to $67.4 million for the nine months ended September 30, 1996 compared to $18.6 for the nine months ended September 30, 1995. The increase was primarily due to additional debt incurred to finance the Acquisitions and capital expenditures.

     Losses from operations before income tax expense, as a result of the above factors, increased to $69.0 million for the quarter ended September 30, 1996 from $7.3 million for the quarter ended September 30, 1995 and increased to $188.4 million for the nine months ended September 30, 1996 from $27.2 million for the nine months ended September 30, 1995.

     EBITDA increased to $35.3 million for the quarter ended September 30, 1996 compared to $16.5 million for the quarter ended September 30, 1995 and increased to $122.0 million for the nine months ended September 30, 1996 compared to $42.3 million for the nine months ended September 30, 1995. As a percentage of net revenues, EBITDA decreased to 25.0% for the quarter ended September 30, 1996 from 28.5% for the quarter ended September 30, 1995 and EBITDA increased to 28.3% for the nine months ended September 30, 1996 from 27.2% for the nine months ended September 30, 1995. The increase in EBITDA was primarily due to the acquisitions.

Liquidity and Capital Resources

     The Company's operations and strategy require the availability of substantial funds to finance the development and installation of wireless communications systems, to procure subscriber equipment and to service debt. Historically, these requirements have been funded by net cash from operating activities, additional borrowings and capital contributions.

     Recent Events. The financial results of the Company have been negatively impacted by the continuing costs and increased subscriber churn associated with the MobileComm integration and the incurrance of approximately $1 million of non-recurring costs related to the separation of three senior executives in July and the hiring of a new Chief Executive Officer.

     On January 4, 1996, the Company completed its acquisition of MobileComm and on August 31, 1995 MobileMedia Communications purchased the paging business of Dial Page, Inc. Both acquisitions are being integrated into the Companys' operations with considerable difficulty. The Company has incurred integration related costs in excess of those originally anticipated to (i) transfer units-in-service between paging networks to rationalize capacity, (ii) temporarily operate duplicative functions, primarily customer service and (iii) hire additional employees and consultants to focus on the integration. Additionally, the Company has experienced increase subscriber churn related to the integration difficulties. Accordingly, the Company's financial results have been negatively impacted by the higher than anticipated integration costs and increased subscriber churn. While the Company's working to address these issues, they may continue to negatively impact the Company's financial results.

     In response to the unanticipated incremental costs, the Company has undertaken several measures to address its cash flow needs. The Company is reviewing capital expenditures, which were previously projected in the amount of $300,000 for the fiscal years ending December 31, 1996 and December 31, 1997, with respect to certain projects under development such as the construction of the two-way narrowband PCS wireless network. The Company is curtailing certain capital expenditures, and may further curtail, postpone or reduce other capital expenditures, with respect to such projects in an effort to fund the Company's operation's out of cash flow from operations. In addition, the Company has commenced plans to increase collections of past due accounts receivable, improve inventory management and restructure its pager purchasing program with a view to utilizing existing pager inventory prior to making purchases of additional, new pagers. The Company continues to explore other additional initiatives to conserve existing cash resources including among others, the negotiation of modified payment terms with certain vendors.

     Notwithstanding these measures, there can be no assurance that cash flow from operations will be sufficient to fully meet the Company's capital requirements without additional financing or that additional financing would be available to the Company on acceptable terms.

     As of September 30, 1996, the Company was not in compliance with financial covenants under the Credit Agreement governing its leverage ratio (i.e., the ratio of Net Indebtedness to Annualized EBITDA, each such term as defined in the Credit Agreement), Capital Expenditures (as defined in the Credit Agreement) and senior debt coverage ratio (i.e., the ratio of Senior Debt to Annualized EBITDA, each such term as defined in the Credit Agreement), which noncompliance has resulted in Events of Default under the Credit Agreement. Because Events of Default have occurred and are continuing under the Credit Agreement, the Banks are not obligated to make available to MobileMedia Communications further Revolving Credit Loans until such time as the Events of Default are cured, or waived by a majority of the Banks. In addition, the Banks may exercise remedies under the Credit Agreement and related documents and, accordingly, indebtedness under the Credit Agreement has been reclassified as a current liability. See
Note 10, Subsequent Events.

     On November 1, 1996, the Company did not make its scheduled interest payment on its 9 3/8% Senior Subordinated Notes due November 1, 2007 ("9 3/8% Notes"). The amount of the interest payment which was due on November 1, 1996 was approximately $11,700. Failure to pay the interest on the 9 3/8% Notes when due constitutes an Event of Default under the Credit Agreement. The Company is continuing to review the situation, in light of its cash requirements, during the thirty-day grace period, which ends on November 30, 1996. In the event the Company were to fail to cure such payment default prior to November 30, 1996, it would constitute an Event of Default which would permit the trustee or the holders of not less than 25% in principal amount of the outstanding 9 3/8% Notes to exercise remedies. An Event of Default under the 9 3/8% Notes would also constitute an Event of Default under the Credit Agreement. Acceleration of the 9 3/8% Notes under the foregoing procedure would also constitute all Event of Default under the indentures governing the Deferred Coupon Notes and the Dial Page, Inc. 12 1/4% Senior Notes due 2000 (the "Dial Page Notes") (the 9 3/8% Notes, the Deferred Coupon Notes and the Dial Page Notes being referred to collectively as the "Notes").

     The Events of Default under the Credit Agreement permit the Banks, and the occurrence of Events of Default under the Notes would permit the trustees under the relevant Indentures or holders of no less than 25% in outstanding principal amount of the respective Notes, to exercise various remedies, including acceleration of the relevant debt obligations. The Company has commenced discussions with representatives of the Banks regarding the Events of Default under the Credit Agreement. The Company intends to seek a waiver of the covenant defaults and the ability to obtain additional Revolving Credit Loans under the Credit Agreement. While the Company intends to pursue such discussions with representatives of the Banks in an effort to reach an accommodation, there can be no assurance that the Company will be able to cure its defaults under the Credit Agreement or the Notes or that the Company will be able to obtain waivers or other forbearances from the Banks or holders of the Notes. Failure to reach accommodations with the Company's creditors or the acceleration of the Company's debt obligations could result in the Company seeking protection under Chapter 11 of the Bankruptcy Code or could result in the creditors of the Company filing an involuntary petition against the Company under the Bankruptcy Code.

     The Company is seeking to temporarily modify payemnt terms with certain of its larger vendors, some of which have not been paid in accordance with scheduled payment terms.

     Capital expenditures and commitments. Capital expenditures were $155.5 million for the nine months ended September 30, 1996 compared to $52.1 million for the nine months ended September 30, 1995. Capital expenditures increased $103.4 million for the nine months ended September 30, 1996 over the corresponding period in 1995 principally as a result of the Acquisitions, increased pager purchases, the completion of the 929.5375 MHz nationwide one-way wireless network, upgrades to paging networks acquired in the Acquisitions, and the leasehold improvements of a new customer support center in Dallas, Texas. Increased pager purchases were largely attributable to increased growth in the subscriber base and capacity constraints on the nationwide network acquired in the MobileComm Acquisition. The Company has increased pager purchases to permit the conversion of some customers currently utilizing this network to the Company's newly constructed nationwide network. The upgrades to the paging networks were primarily for new paging terminals.

     The Company had previously estimated its capital expenditures for the calendar years 1996 and 1997 to total approximately $300 million. These capital expenditures were primarily for the procurement of pagers to support subscriber growth, upgrade and expansion of the Company's paging and wireless networks, upgrade of the Company's paging terminal infrastructure, construction of leasehold improvements and consolidation of the Company's management information and billing systems, and the procurement of pagers in connection with downloading subscribers from the 931.8875 Mhz nationwide paging network to the newly constructed 929.5375 Mhz nationwide paging network. The Company anticipated additional capital expenditures for pager purchases under strategic distribution arrangements. In view of current cash flow requirements, the Company is reevaluating its capital expenditures to conserve existing cash resources as there can be no assurance that cash flow from operations will be sufficient to fully meet the Company's capital requirements without additional financing or that additional financing would be available to the Company on acceptable terms.

     As of September 30, 1996, the Company's debt service commitments consisted principally of periodic interest expense payments on the New Credit Facility and the 9 3/8% Senior Subordinated Notes due 2007. Cash interest payments on the 10 1/2% Senior Subordinated Deferred Coupon Notes (the "Deferred Coupon Notes") are deferred until December 1, 1998. Absent the occurrence of certain events requiring MobileMedia Communications to redeem the Deferred Coupon Notes or an acceleration of the maturity of such Notes, there are no principal payments due on the Deferred Coupon Notes until maturity in the year 2003.

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

     Sources of Funds. The Company's net cash provided by operating activities was $42.6 million for the nine months ended September 30, 1996 compared to $37.3 million for the nine months ended September 30, 1995. Inventories increased $6.4 million from December 31, 1995 to September 30, 1996 (excluding the inventory acquired in the MobileComm Acquisition) to support growth in the reseller and retail sales distribution channels. Accounts payable, accrued expenses and other liabilities increased $4.4 million from December 31, 1995 to September 30, 1996 (excluding the liabilities assumed in the MobileComm Acquisition), reflecting the increased investment in pagers in addition to expenditures for paging network equipment under the Company's capital investment program. Net accounts receivable increased $21.1 million from December 31, 1995 to September 30, 1996 (excluding the receivables acquired in the MobileComm Acquisition) due to an increase in sales and slower collections related to the integration of the Company's and MobileComm's collection functions and start-up of the Company's new customer support facility.

     On December 4, 1995, in connection with the financing of the MobileComm Acquisition, the Company entered into a credit agreement (the "Credit Agreement") with Chemical Bank, The Chase Manhattan Bank (National Association) and certain other financial institutions (collectively, the "Banks") pursuant to which the Banks have provided secured term and revolving loan facilities of up to $750,000 to the Company (the "Credit Facility").

     Loans under the Credit Facility have been made available pursuant to three tranches of loan commitments. The Credit Facility provides for term loans in the aggregate principal amounts of $412,500 (the "Tranche A Loans") and $137,500 (the "Tranche B Loans") and revolving loans in the aggregate principal amount of $200,000 (the "Revolving Credit Loans").

     The Tranche A Loans were drawn in full on January 4, 1996, the date of closing of the MobileComm Acquisition. The Tranche A Loans must be repaid in installments beginning March 31, 1998 and ending June 30, 2002. As of September 30, 1996, $137,500 of Tranche B Loans were outstanding. Substantially all of the principal of the Tranche B Loans must be repaid in installments beginning September 30, 2002 and ending June 30, 2003.

     Subject to the terms and conditions of the Credit Agreement, the Revolving Credit Loans may be made available through June 30, 2002 to finance future working capital needs, capital expenditures and permitted acquisitions, and for general corporate purposes. In addition, a portion of the commitments under the Revolving Credit Loans was made available for the issuance of letters of credit. The amount available for borrowing under the revolving credit facility will be reduced quarterly beginning March 31, 1998 to zero at June 30, 2002. At September 30, 1996, the outstanding principal amount of the Revolving Credit Loans was $99,000, leaving the balance available under the line, subject to the terms and conditions of the Credit Agreement, at $101,000. See Liquidity and Capital Resources -- Recent Events.

     On June 26, 1996, the Banks agreed to amend and waive certain provisions of the Credit Agreement to allow dividend payments by the Company to the MobileMedia for required interest or dividend payments on certain permitted future issuances of debt securities and/or preferred stock and to revise certain debt covenant ratios based on the MobileMedia's intention, at that time, to issue and sell a minimum of $100 million of debt securities and/or preferred stock of MobileMedia (either, as further defined in the Credit Agreement, a "Parent Issuance"). The Company currently does not anticipate effecting the Parent Issuance by December 31, 1996. If the Parent Issuance does not occur by such time and a waiver is not obtained, an Event of Default will occur under the Credit Agreement. See Liquidity and Capital Resources -- Recent Events.

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

     Other Matters. On October 18, 1996, MobileMedia was served with a class action lawsuit filed in the United States District Court for the District of New Jersey on behalf of purchasers of the Common Stock of MobileMedia Corporation during the period between August 2, 1995 and September 27, 1996. The complaint alleges violations of federal securities disclosure laws, and seeks damages in an unspecified amount. The Company believes the Suit is without merit, has referred the matter to outside counsel, and MobileMedia intends to defend its position vigorously. Nevertheless, there can be no assurance that, if adversely determined, the suit would not have an adverse effect upon the financial condition of the Company.

     As previously announced in its September 27, 1996 and October 21, 1996 releases, the Company has discovered misrepresentations and other violations which occurred during the licensing process for as many as 400 to 500, or approximately 6% to 7%, of its approximately 8,000 local transmission one-way paging stations. The Company caused an investigation to be conducted by its outside counsel, and a comprehensive report regarding these matters was provided to the Federal Communications Commission (FCC) on October 16, 1996. In cooperation with the FCC, outside counsel's investigation was expanded to examine all of the Company's paging licenses, and the results of that investigation were submitted to the FCC on November 8, 1996. The Company has proposed to the FCC that a Consent Order be entered which would result, among other things, in the return of certain local paging stations and authorizations presently held by the Company, the dismissal of certain pending applications for paging authorizations, and the voluntary acceptance of a substantial monetary forfeiture. The FCC is currently considering the Company's proposal. The Company cannot be certain what action the FCC may take in regard to this matter, but such actions could have a material adverse effect upon the financial condition or operations of the Company.

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

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings


     On October 18, 1996, MobileMedia was served with a class action lawsuit filed in the United States District Court for the District of New Jersey on behalf of purchasers of the Common Stock of MobileMedia Corporation during the period between August 2, 1995 and September 27, 1996. The complaint alleges violations of federal securities disclosure laws, and seeks damages in an unspecified amount. The Company believes the Suit is without merit, has referred the matter to outside counsel, and intends to defend its position vigorously. Nevertheless, there can be no assurance that, if adversely determined, the suit would not have an adverse effect upon the financial condition of the Company.

     As previously announced in its September 27, 1996 and October 21, 1996 releases, the Company has discovered misrepresentations and other violations which occurred during the licensing process for as many as 400 to 500, or approximately 6% to 7%, of its approximately 8,000 local transmission one-way paging stations. The Company caused an investigation to be conducted by its outside counsel, and a comprehensive report regarding these matters was provided to the Federal Communications Commission (FCC) on October 16, 1996. In cooperation with the FCC, outside counsel's investigation was expanded to examine all of the Company's paging licenses, and the results of that investigation were submitted to the FCC on November 8, 1996. The Company has proposed to the FCC that a Consent Order be entered which would result, among other things, in the return of certain local paging stations and authorizations presently held by the Company, the dismissal of certain pending applications for paging authorizations, and the voluntary acceptance of a substantial monetary forfeiture. The FCC is currently considering the Company's proposal. The Company cannot be certain what action the FCC may take in regard to this matter, but such actions could have a material adverse effect upon the financial condition or operations of the Company.

     The Company is involved in various lawsuits and other matters arising in the normal course of business. Although the outcomes of these claims and suits are uncertain, the Company believes that these matters, including the litigation described below, will not have a material adverse effect on its financial position or results of operations.

Item 3.  Defaults Upon Senior Securities.

     None. See "Management's Discussion and Analysis of FInancial Condition and Results of Operations -- Liquidity and Capital Resources -- Recent Events."

                                   SIGNATURES







     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          MobileMedia Communications, Inc.









                                      By  /s/ Santo J. Pittsman
                                          ---------------------
                                          Santo J. Pittsman
                                          Senior Vice President and
                                          Chief Financial Officer









Date:  November 14, 1996